Form 10-Q
period 2013-09-30
WHOLELIFE COMPANIES, INC.
filed 2013-11-14
CIK 1579549

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                     AMENDMENT NO. 1 TO
                          FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2013

                OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

       For the transition period from        to

       Commission file number 		000-54980

                      WHOLELIFE COMPANIES,INC.
           (Exact name of registrant as specified in its charter)

                      GLENWALK ACQUISITION CORPORATION
           (Former name of registrant as specified in its charter)

            Delaware                             46-3462046
    (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)          Identification No.)

                         820 N.E. 63rd Street
                     Oklahoma City, Oklahoma 73105

          (Address of principal executive offices)  (zip code)

                              405-607-4256
          (Registrant's telephone number, including area code)


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

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.


     Class                                   Outstanding at
                                           October 15, 2013

Common Stock, par value $0.0001               1,500,000

Documents incorporated by reference:            None

                      FINANCIAL STATEMENTS


Condensed Balance Sheets as of September 30, 2013 (unaudited)
and May 15, 2013                                                 2

Consensed Statements of Operations for the three months ended
September 30, 2013 and from May 1, 2013 (Inception) to September
30, 2013 (unaudited).                                            3

Condensed Statement of Cash Flows for the Period from May 1,
2013 (Inception) to September 30, 2013 (unaudited)               4

Notes to Financial Statements (unaudited)                       5-8

______________________________________________________________________

                          Wholelife Companies, Inc.
                   (Formerly Glenwalk Acquisition Corporation)
                        (A Development Stage Company)
                          Condensed Balance Sheets

                      ASSETS

                                                September 30,2013   May 15, 2013
                                                  ------------      ------------
                                                   (unaudited)
  Current Assets
    Cash                                         $      2,000       $    2,000
                                                  ------------      -----------
            Total assets                         $      2,000       $    2,000
                                                  ============      ===========


    LIABILITIES AND SHAREHOLDERS' EQUITY

  Current liabilities
    Accrued liabilities                                 1,150              400
                                                  ------------      -----------
            Total liabilities                           1,150              400
                                                  ------------      -----------
  Stockholders' equity
    Preferred stock, $0.0001 par value,
    20,000,000 shares authorized; none
    issued and outstanding                                  -                -

  Common stock, $0.0001 par value, 100,000,000
    shares authorized; 20,000,000 shares issued
    and outstanding                                     2,000            2,000

  Additional paid-in capital                              193              193

  Deficit accumulated during the
       development stage                               (1,343)            (593)
                                                  ------------      -----------

         Total Stockholders' Equity                       850            1,600
                                                  ------------      -----------

        Total Liabilities and Stockholders'
        Equity                                   $      2,000       $    2,000
                                                  ============      ===========



The accompanying notes are an integral part of these condensed financial statements.

______________________________________________________________________

                          Wholelife Companies, Inc.
                   (Formerly Glenwalk Acquisition Corporation)
                        (A Development Stage Company)
                      Condensed Statements of Operations
                               (Unaudited)

                                   For the three      For the period from
                                    months ended         May 1, 2013
                                    September 30,      (Inception) to
                                         2013         September 30, 2013
                                  --------------      -----------------
    Revenue                         $          -       $            -

    Operating expenses                         -                  1,343
                                  --------------      ------------------
    Operating loss                             -                 (1,343)


    Net loss                        $          -       $         (1,343)
                                   =============      ==================

    Loss per share -
        basic and diluted           $     (0.00)
                                   ==============

    Weighted average shares-
        basic and diluted              20,000,000
                                   ==============


The accompanying notes are an integral part of these condensed financial statements.

______________________________________________________________________

                          Wholelife Companies, Inc.
                   (Formerly Glenwalk Acquisition Corporation)
                        (A Development Stage Company)
                      Condensed Statement of Cash Flows
                                (Unaudited)

                                                      For the period from
                                                          May 1, 2013
                                                        (Inception) to
                                                      September 30, 2013
                                                      ------------------
 OPERATING ACTIVITIES

   Net loss                                            $     (1,343)
                                                       ----------------
      Change in operating assets and liabilities:

      Accrued liabilities                                     1,150
                                                       ----------------
      Net cash used in operating activities                    (193)
                                                       ----------------
 FINANCING ACTIVITIES

   Proceeds from issuance of common stock                     2,000

   Proceeds from stockholders' contribution                     193
                                                       ----------------
        Net cash provided by financing activities             2,193
                                                       ----------------
   Net increase in cash                                       2,000

   Cash, beginning of period                                     -
                                                       ----------------
   Cash, end of period                                 $      2,000
                                                       ================


The accompanying notes are an integral part of these condensed financial statements.

______________________________________________________________________
                          Wholelife Companies, Inc.
                   (Formerly Glenwalk Acquisition Corporation)
                        (A Development Stage Company)
                      Notes to Condensed Financial Statements

NOTE 1   NATURE OF OPERATIONS AND SUMMARY OF
SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Glenwalk Acquisition Corporation ("Glenwalk" or "the Company") was incorporated on May 1, 2013 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders. The Company will attempt to locate and negotiate with a business entity for the combination of that target company with Glenwalk. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that the Company will be successful in locating or negotiating with any target company.
The Company has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

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

Cash and cash equivalents

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of September 30, 2013.

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance
Corporation limit as of September 30, 2013.

Income Taxes

Under ASC 740, "Income Taxes", deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2013, there were no deferred taxes.

Loss per Common Share

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of September 30, 2013, there are no outstanding dilutive securities.

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

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating losses for the period from May 1 (Inception) to September 30, 2013. As of September 2013, the Company has an accumulated deficit of $1,343. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

New Accounting Pronouncements Not Yet Adopted

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Top
740): Presentation of an Unrecognized Tax Benefit When a Net
Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The objective of ASU No. 2013-11 is to provide guidance on the financial statement presentation of an unrecognized tax benefit when a net loss carryforward, similar tax loss, or tax credit carryforward exists. The amendments in this standard is effective for all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists for fiscal years, and interim periods beginning after December 15, 2013. We are evaluating the effect, if any, adoption of ASU No. 2013-11 will have on our financial statements.

NOTE 4   STOCKHOLDER'S EQUITY

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of September 30, 2013, 20,000,000 shares of common stock and no preferred stock were issued and outstanding.

In May 7, 2013, the Company issued 20,000,000 common shares to two directors and officers for an aggregated amount of $2,000 in cash.

NOTE 5   SUBSEQUENT EVENTS

On October 11, 2013, the Company redeemed an aggregate of 19,500,000 of the then 20,000,000 shares of outstanding stock at a redemption price of $.0001 per share for an aggregate redemption price of $1,950; which resulted in a change in control.

On October 11, 2013, current President, James M. Cassidy and Vice
President, James McKillop resigned; and John B. Lowery was named as the new officer and director.

On October 17, 2013, the Company changed its name to Wholelife
Communities, Inc.

______________________________________________________________________


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     Wholelife Companies, Inc. (formerly Glenwalk Acquisition Corporation) ("Wholelife" or the "Company") was incorporated on May 1, 2013 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

    Since inception Glenwalk has been in the developmental stage and its operations to date of the period covered by this report have been limited to issuing shares of common stock, filing a registration statement on Form 10 on June 21, 2013 with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 as amended to register its class of common stock and effecting a change in control subsequent to the period covered by this Report.

    The Company was formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

     The Company anticipates that it will effect a business combination with a currently operating private company, WholeLife Communities LLC that has developed the business plan of creating luxury rental living communities integrating the concepts and practices of a healthy and enriching lifestyle into the creation of the community. The communities would provide single-level rental properties designed with the look of fine traditional houses and offer fitness center, pool, game room,concierge services and other community and personal services. Healthy living services, such as fitness evaluations, fitness instructors, wellness consultants, nutritionists, speakers and classes would also be available. The monthly rental fee would include all the services and facilities. The private company has begun development of its first community in Chattanooga, Tennessee.

     The Company has not entered into any contract for a business combination with the private company and if and when such contract is effected, it will file a Form 8-K.

     A business combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the business combination will be structured to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.

     The Company has, and will continue to have, no capital with which to provide the owners of business entities with any cash or other assets.

     As of September 30, 2013 Glenwalk had not generated revenues and had no income or cash flows from operations since inception. The continuation of the Company as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations, to successfully negotiate a business combination with a target company.

     Tiber Creek Corporation, a shareholder of the Company and a company controlled by the former president of the Company, paid all expenses incurred by the Company until the change in control was effected. These expenses were paid with no expectation of repayment at any time. New management of the Company has agreed to pay all expenses of the Company until such time as a business combination is effected.

Subsequent Event

   On October 9, 2013, the Company changed its name to Wholelife Communities, Inc. and on October 17, 2013, the Company changed that name to Wholelife Companies, Inc. The Company filed Forms 8-K noticing the changes in name.

   On October 11, 2013, the following events occurred which resulted in a change of control of the Company:

   1. The Company redeemed an aggregate of 19,500,000 of the then 20,000,000 shares of outstanding stock at a redemption price of $.0001 per share for an aggregate redemption price of $1,950.

   2.   The then current officers and directors of the Company resigned.

   3.   John B. Lowery was named as director and president of the Company.

   The Company filed a Form 8-K noticing the change in control.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

Information not required to be filed by Smaller reporting companies.


ITEM 4.  Controls and Procedures.

Disclosures and Procedures

      Pursuant to Rules adopted by the Securities and Exchange Commission, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the period covered by this report under the supervision and with the participation of the Company's then principal executive officer (who was also the principal financial officer).

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


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

       During the past three years, the Company has issued 21,000,000 common shares pursuant to Section 4(2) of the Securities Act of 1933 for an aggregate purchase price of $2,100 as folllows:

     On May 7, 2013, Glenwalk issued the following shares of its common stock:

Name               Number of Shares         Consideration

Tiber Creek Corporation    10,000,000          $1,000
ABN Bridge Corporation     10,000,000          $1,000

    On October 11, 2013, the Company redeemed 19,500,000 of the then 20,000,000 shares of stock outstanding proportionately from its then two shareholders resulting in 500,000 remaining outstanding.

    On October 12, 2013, the Company issued 1,000,000 shares of its common stock to John B. Lowery at par for $.0001 per share.

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

                            WHOLELIFE COMPANIES, INC.
			    (formerly Glenwalk Acquisition Corporation)


                            By:   /s/ John B. Lowery
                                  President, Chief Financial Officer

Dated:   November 14, 2013